Form 10-Q
period 2012-03-31
Lion Lam Diamond Inc
filed 2012-05-07
CIK 1511367

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-172112

Lion Lam Diamond Inc.,

(Exact name of registrant as specified in its charter)

Texas	27-3309602
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

14520 Memorial Drive, Suite M206

Houston, Texas 77079

(Address of principal executive offices)

1-713-828-8305

(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                 Accelerated filer [ ]

Non-accelerated filer [ ]                    Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 7,000,000 as of March 31, 2012

Lion Lam Diamond Inc.,

Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets	3
Condensed Statements of Operations ( unaudited)	4
Condensed Statements of Cash Flows( unaudited)	5
Notes to financial Statements	6-9
Item 2. Management Discussion and Analysis of Financial Condition	10-11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4. Control and Procedures	11
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibit	12
Item 7. Signature	12

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Balance Sheets

	As of March 31, 2012 ( unaudited)	As of December 31, 2011 ( audited)
ASSETS
CURRENT ASSETS
Cash	$9,365	$569
Inventory	18,652	19,620
Account Receivable	58,905	-
Stock Subscription Receivable	40,640
TOTAL ASSETS	$127,562	$20,189
LIABILITIES AND STOCKHOLDER'S EQITY
Note Payable-Related Party	$29,000	$29,000
Accrued Salary Payable	37,979	20,039
Account Payable	49,541	________-_
TOTAL CURRENT LIABILITIES	$116,520	$49,039
SHAREHOLDER'S EQUITY
Preferred Share 9,998,889,998 authorized, -0- shares issued and outstanding, par value of $0.0001	-	-
Common shares 8,889,998,889 authorized, 7,000,000 shares issued and outstanding, par value of $0.0001	$700	$600
Paid-In Capital	57,600	7,700
( Deficit) accumulated During Development Stage	(47,258)	(37,150)
STOCKHOLDER'S EQUITY	11,042	(28,850)
TOTAL LIABILITIES AND STOCHOLDER'S EQUITY	$127,562	$20,189

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Statements of Operations

( unaudited)

	Three Months Ended March 31 2012	Three Months Ended March 31 2011	From July 14 2010 ( Inception) Through March 31, 2012
Revenue:	$60,250	$6,000	$115,170
Less: Cost of Good sold	(58,718)	(4,413)	(97,573)
Gross Profit	1,532	1,587	17,597
Operating Expenses:
General and Administrative	11,640	10,392	62,555
Total Operating Expenses	(10,108)	(8,805)	(62,555)
Income ( Loss) from Operating Expense		(8,805)	(44,958)
Interest Expense		(231)	(2,300)
Provision for Income Taxes	-	-	-
Net Income ( Loss)	$(10,108)	$(9,036)	$(47,258)
Net Loss per Share Basic and Diluted	$0.00	$0.00
Weighted Average Number of Common Share Outstanding	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company

Condensed Statements of Cash flows

( unaudited)

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011	From July 14 2010 ( Inception) Through March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss		$(10,108)	$(9,036)	$(47,258)
ADJUSTMENTS TO NET LOSS:
Interest forgiven by stockholder		-	231	2300
CHANGE IN OPERATING ASSETS AND LIABILITIES :
Increase (decrease) in accrued salary payable		10,544	(3,835)	37,979
Increase( decrease) in inventory		(18,652)	22,530	(18,652)
Net cash used in operating activities		(18,216)	(9,890)	(25,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash		9,360		6,000
Borrowing from related Party		-		29,000
NET CASH PROVIDED BY FINANCING ACTIVITIES:		9,360		35,000
Net Increase ( decrease) in cash		8,856	(9,890)	9365
Cash at beginning of period		509	15,156
Cash at end of period		$9,365	$5,266	$9365
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash		$-	$-	$-
Income taxes paid		$-	$-	$-
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Interest forgiven	$		$231	$2300

The accompanying notes are an integral part of these financial statements

  Lion Lam Diamond Corporation

(A DEVELOPMENT STAGE Company)

Notes to the Condensed Financial Statements

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lion Lam Diamond Corporation was incorporated in Texas on July 14th, 2010. For the three months ended March 31, 2012, we have generated $60,250 in revenues. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from July 14, 2010 (Inception) through the period ended March 31, 2012 of $(47,258).

.

YEAR END

The Company has elected December 31 as its year end.

NATURE OF OPERATION

The Company has developed a jewelry wholesale and retail operations which offers polished diamonds and fine jewelry to the public.

BASIC OF PRESENTATION

The accompanying audited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

REVENUE RECOGNITION

We recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could materially differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2012, there were no cash equivalents.

INVENTORY

Inventory consisting of polished diamonds is stated at the lower of cost or market.

EQUIPMENT AND DEPRECIATION

Equipment is stated at cost. Depreciation is calculated using the straight- line method over the estimated useful lives of the related assets, currently set at five years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance in all periods presented. The Company’s deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

As of March 31, 2012, the Company had a net operating loss carry-forward of approximately $(47,258) which may be used to offset future taxable income and begins to expire in 2030.

FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, deposits, prepaid expenses, notes payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

MC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. MC 820 describes three levels of inputs that may be used to measure fair value:

*	level l - quoted prices in active markets for Identical assets or liabilities
*	level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
*	level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

STOCK-BASED COMPENSATION

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

EARNINGS (LOSS) PER COMMON SHARE

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As of March 31, 2012, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

RECENT ACCOUNTING STANDARDS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 2-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated $60,250 revenues from July 14, 2010 ( Inception) through March 31, 2012. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred net losses from July 14, 2010 (Inception) through the period ended March 31, 2012 of $(47,258).

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues through sales of polished diamonds and sales of our crown products. We have sold several jewelry pieces which resulted in a significant revenue increase for this quarter. Our management is also focusing on accepting orders for our crown products once our registration statement is declared effectiveness by the Commission.

NOTE 3- INVENTORY

During the three ended March 31, 2012, our inventory consists of polished diamonds acquired from four different national suppliers. Our inventory is stated at the lower of cost or market. We believe historical cost method is more conservative than the market method because polished diamonds tend to have high valuation in the jewelry industry.

NOTE 4 – COMMITMENT AND CONTINGENCIES

Company has entered into an employment contract on July 14, 2010 with our sole officer for executive service for the initial term of thirty-six (36) months in consideration for a salary at the annual rate of not less than $ 30,000.

NOTE 5- SUBSEQUENT EVENT

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted there were no material subsequent events as of that date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place an undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

PLAN OF OPERATION

Our plan of operation for the next 12 months is divided into the following four Phases:

Phase I:  Develop our website

Our website is currently being developed with on-line shopping capabilities. Due to our limited budget of $2,500 for website development, we have outsourced our website development project to the website designer in China. Initially, our website only contains English and Chinese's versions, and we intend to add additional languages to our website in the future to attract potential clients from different Countries. Our website is being developed, and two domain names have been reserved for our websites. The estimate amount of time to complete our first website is 120 days. The time frame to complete this Phase of Operation will be within 120 days after the effectiveness of this registration statement, the management may be able to complete this phase of operation sooner than anticipated.

Phase II:  Outsource jewelry design projects

We will outsource our jewelry design project to several jewelry designers with 3-D jewelry design capabilities. One 3-D jewelry designer is: AJC Designing Inc. This firm has more than 10 years of experience designing complex design concepts at a reasonable price. We have a verbal agreement with AJC Designing Inc., pursuant to which AJC Designing Inc. have agreed to provide 3-D design services; however, we have the options to select from a number of 3-D design vendors that could provide similar design services. In addition to AJC Designing Inc., We have three vendors that could provide us with 3-D jewelry designs in additional to AJC Designing Inc., and with which we have verbal agreements. Pursuant to the verbal agreements with these vendors, we are not obligated to place an order with these vendors, and these vendors are not obligated to accept any orders we place. Our average cost per design project is $1,500 or less. This phase involves the creation of one or more prototype crown designs. The purpose of the prototype's crown designs is to have a variety of crown designs that may be suitable for different potential customers. The estimated time to complete prototype 24K gold crown will be 90 days.

We have skilled artisans and goldsmiths use the relevant prototype design that is selected or ordered by a customer to create the physical crown. These skilled artisans and goldsmiths typically take 90 days to complete the creation of each crown. These skilled artisans and goldsmiths are third-party vendors that do not set minimum orders nor required us to enter into any material agreements. We have three skilled artisans and goldsmiths that could provide services to us and with which we have verbal agreements with these skilled artisans and goldsmith, we are not obligated to place orders with these artisans and goldsmiths, and these artisans are not obligated to accept any orders we place. We typically outsourced our manufacturing jobs to these third-party vendors. The time frame to commence this Phase of Operation will be the effectiveness of this registration statement, the management may be able to complete this phase of operation sooner than anticipated.

Phase III:  Purchase of ideal cut diamonds

Our budget to accumulate the diamonds for the 24K crown is estimated at $30,000. We have signed a supply contract with A.D. Diamonds Inc., A.D. Diamonds Inc., do not set any minimum order or restrictions for our orders. We could order a single diamond or a parcel of diamonds at any given time, but we must wire the funds to A.D. Diamonds Inc., prior to her release of shipments to us. We have acquired all the necessary polished diamonds from A.D. Diamonds Inc. and other diamond vendors to complete our first 24K gold crown. Our existing diamond inventories are sufficient to complete one 24K gold crown. Our basic design of the 24K gold crown has nine round brilliant cut diamonds weighted well over one carat each. The estimated time for completing this phase of operation is 30 days for each crown. The time frame to commence this Phase of Operation will be the effectiveness of this registration statement.

Phase IV: Accepting orders or consignments to auction companies

Once our website is completely developed, we will accept orders through our website. Our annual production of the 24K crown is projected to be 25 crowns and adjustments will be made based on supply and demand and our financial resources. We intend to distribute our 24K crown to nationals from different Continents. Consignments of our finished products to auction companies are still our main marketing and sales strategies. Potential bidders from different continents could submit their bids through these auction companies to win these exclusively designed 24K crown. The estimated time for completing this phase of operation is within 120 days for the submission of our first finished crown to the auction house. The time frame to commence this Phase of Operation will be the effectiveness of this registration statement, the management may be able to complete this phase of operation sooner than anticipated.

RESULTS OF OPERATIONS

For the Three months ended March 31, 2012 and March 31, 2011.

For the three months ended March 31, 2012 and March 31, 2011, we have generated $60,250 and $6,000, respectively, in revenues. Our loss for three months ended March 31, 2012 and March 31, 2011 were $(10,108) and $(9,036) respectively. We have incurred $(10,108) and $(9,036) for the three months ended March 31, 2012 and March 31, 2011, respectively, for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we have generated $60,250 in revenues and our total assets were $127,562. We had $9,365 in cash; $18,652 in inventory; $58,905 in account receivable; $40,640 in stock subscription receivable; our total liabilities were $116,520.

OFF-BALANCE SHEET ARRANGEMENT

The Company has no material transactions, arrangements, obligations or other relationships with entities or other persons that have or are reasonably likely to have a material current or future impact, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. OTHER INFORMATION

The S-1 registration statement filed with the Securities and Exchange Commission was declared effectiveness on March 20,2012.

ITEM 6. EXHIBITS

Exhibit 31.1 Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101 XBRL data files of Financial Statements and notes contained in this Quarterly Report on Form 10Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

ITEM 7. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lion Lam Diamond Inc.

/s/ David Lam

David Lam

Chief Executive Officer/Chief Financial Officer

Principle Accounting Officer

May 4,2012