Form 10-Q
period 2012-06-30
Lion Lam Diamond Inc
filed 2012-08-10
CIK 1511367

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-172112

Lion Lam Diamond Inc.,

(Exact name of registrant as specified in its charter)

Texas	27-3309602
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

14520 Memorial Drive, Suite 206

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 7,000,000 as of 06/30/2012

Lion Lam Diamond Inc.,

Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets	3
Condensed Statements of Operations ( unaudited)	4
Condensed Statements of Cash Flows( unaudited)	5
Notes to financial Statements	6-7
Item 2. Management Discussion and Analysis of Financial Condition	8-9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	9
Item 4. Control and Procedures	9
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Mine Safety Disclosures	10
Item 5. Other Information	10
Item 6. Exhibit	10
Item 7. Signature	10

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Balance Sheets

	As of June 30, 2012 ( unaudited)	As of December 31, 2011 ( audited)
ASSETS
CURRENT ASSETS
Cash	$1,446	$569
Inventory	15,666	19,620
Account Receivable	58,905	-
Stock Subscription Receivable	-	-
TOTAL ASSETS	$76,017	$20,189
LIABILITIES AND STOCKHOLDER'S EQITY
Note Payable-Related Party	29,000	29,000
Accrued Salary Payable	-	20,039
Account Payable	27,871	________-_
TOTAL CURRENT LIABILITIES	$56,731	$49,039
SHAREHOLDER'S EQUITY
Preferred Share 9,998,889,998 authorized, -0- shares issued and outstanding, par value of $0.0001	-	-
Common shares 8,889,998,889 authorized, 7,000,000 shares issued and outstanding, par value of $0.0001	$700	$600
Paid-In Capital	57,600	7,700
( Deficit) accumulated During Development Stage	(39,014)	(37,150)
STOCKHOLDER'S EQUITY	19,286	(28,850)
TOTAL LIABILITIES AND STOCHOLDER'S EQUITY	$76,017	$20,189

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Statements of Operations

( unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30 2012	Six Months Ended June 30 2011	From July 14 2010 ( Inception) Through June 30, 2012
Revenue:	$87,500	$44,400	$147,750	$50,400	$202,670
Less: Cost of Good Sold	(64,481)	(31,462)	(123,199)	(35,355)	(162,054)
Gross Profit	23,019	12,938	24,551	15,045	40,616
Operating Expenses:
General and Administrative	14,775	9,901	26,415	16,382	77,330
Total Operating Expenses	8,244	3,037	(1,864)	(1,337)	(36,714)
Income ( Loss) from Operating Expense
Interest Expense	-	(231)	-	771	(2,300)
Provision for Income Taxes	-	-	-	-	-
Net Income ( Loss)	$8,244	$2,806	$(1,864)	$(566)	$(39,014)
Net Loss per Share Basic and Diluted	$0.00	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Common Share Outstanding	7,000,000	6,000,000	7,000,000	6,000,000

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company

Condensed Statements of Cash flows

( unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	From July 14 2010 ( Inception) Through June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit//Loss	$(1,864)	$(566)	$(39,014)
ADJUSTMENTS TO NET PROFIT/LOSS:
Interest forgiven by stockholder	-	-	2300
CHANGE IN OPERATING ASSETS AND LIABILITIES :
Increase (decrease) in accrued salary payable	(27,871)	(1,966)	(27,871)
Increase( decrease) in inventory	(2,986)	1,484	(2,986)
Net cash used in operating activities	(32,721)	1,048	(67,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	40,640		46,640
Borrowing from related Party	-		29,000
NET CASH PROVIDED BY FINANCING ACTIVITIES:			75,640
Net Increase ( decrease) in cash	(7,919)	1,048	(8,069)
Cash at beginning of period	9,365	15,156	6,623
Cash at end of period	$1,446	$10,819	$1,446
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$-	$-
Income taxes paid	$-	$-	$-
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Interest forgiven	$-	$231	$2300

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A DEVELOPMENT STAGE Company)

Notes to the Condensed Financial Statements

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Lion Lam Diamond Corporation (the “Company”) as of June 30, 2012, and the statements of operations , and cash flows for the 3 and 6-months ended June 30, 2012 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2012, and the results of operations for the 3 and 6 -months ended June 30, 2012.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s audited financial statements as of December 31, 2011 and calendar year then ended.

NOTE 2 – ORGANIZATION AND BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lion Lam Diamond Corporation was incorporated in Texas on July 14th, 2010. For the six months ended June 30, 2012, we have generated $147,750 in revenues. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from July 14, 2010 (Inception) through the period ended June 30, 2012 of $(39,014).

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2012, there were no cash equivalents.

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

As of June 30, 2012, the Company had a net operating loss carry-forward of approximately $(39,014) which may be used to offset future taxable income and begins to expire in 2030.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As of June 30, 2012, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

NOTE 3-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated $202,670 revenues from July 14, 2010 ( Inception) through June 30, 2012. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred net losses from July 14, 2010 (Inception) through the period ended March 31, 2012 of $(39,014).

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

NOTE 4- INVENTORY

During the six ended June 30, 2012, our inventory consists of polished diamonds acquired from four different national suppliers. Our inventory is stated at the lower of cost or market. We believe historical cost method is more conservative than the market method because polished diamonds tend to have high valuation in the jewelry industry.

NOTE 5 – COMMITMENT AND CONTINGENCIES

Company has entered into an employment contract on July 14, 2010 with our sole officer for executive service for the initial term of thirty-six (36) months in consideration for a salary at the annual rate of not less than $ 30,000.

NOTE 6- SUBSEQUENT EVENT

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

Phase III:  Purchase of ideal cut diamonds

Our budget to accumulate the diamonds for the 24K crown is estimated at $30,000. We have signed a supply contract with A.D. Diamonds Inc., A.D. Diamonds Inc., do not set any minimum order or restrictions for our orders. We could order a single diamond or a parcel of diamonds at any given time, but we must wire the funds to A.D. Diamonds Inc., prior to its release of shipments to us. We have acquired all the necessary polished diamonds from A.D. Diamonds Inc. and other diamond vendors to complete our first 24K gold crown. Our existing diamond inventories are sufficient to complete one 24K gold crown. Our basic design of the 24K gold crown has nine round brilliant cut diamonds weighted well over one carat each. The estimated time for completing this phase of operation is 30 days for each crown. The time frame to commence this Phase of Operation will be the effectiveness of this registration statement.

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

RESULTS OF OPERATIONS

For the Three months ended March 31, 2012 and March 31, 2011.

For the six months ended June 30, 2012 and June 30, 2011, we have generated $147,750 and $50,400, respectively, in revenues. Our net loss for six months ended June 30, 2012 and June 30, 2011 were $(1,864) and $(1,337) respectively. We have incurred $26,415 and $16,382 for the six months ended June 30, 2012 and June 30, 2011, respectively, for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we have generated $87,500 in revenues and our total assets were $76,017. We had $1,446 in cash; $15,666 in inventory; $58,905 in account receivable; our total liabilities were $56,713.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable

ITEM 5. OTHER INFORMATION

None

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

August 10, 2012