Form 10-Q
period 2012-09-30
Lion Lam Diamond Inc
filed 2012-11-05
CIK 1511367

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 7,000,000 as of November 5, 2012

Lion Lam Diamond Inc.,

Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets( unaudited)	3
Condensed Statements of Operations ( unaudited)	4
Condensed Statements of Cash Flows( unaudited)	5
Notes to financial Statements	6-7
Item 2. Management Discussion and Analysis of Financial Condition	8-9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	9
Item 4. Control and Procedures	9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Mine Safety Disclosures	10
Item 5. Other Information	10
Item 6. Exhibit	10
Item 7. Signature	10

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Balance Sheets

	As of September, 2012 ( unaudited)	As of December 31, 2012 ( audited)
ASSETS
CURRENT ASSETS
Cash	$2,868	$569
Inventory	12,680	19,620
Account Receivable	58,905	-
Stock Subscription Receivable	-	-
TOTAL ASSETS	$74,453	$20,189
LIABILITIES AND STOCKHOLDER'S EQITY
Note Payable-Related Party	13,849	29,000
Accrued payable	$39,896	$20,039
TOTAL CURRENT LIABILITIES	53,745	49,039

SHAREHOLDER'S EQUITY
Preferred Share 9,998,889,998 authorized, -0- shares issued and outstanding, par value of $0.0001	-	-
Common shares 8,889,998,889 authorized, 7,000,000 shares issued and outstanding, par value of $0.0001	$700	$600
Paid-In Capital	145,100	7,700
( Deficit) accumulated During Development Stage	(125,092)	(37,150)
STOCKHOLDERS' EQUITY	20,708	(28,850)
TOTAL LIABILITIES AND STOCHOLDERS' EQUITY	$74,453	$20,189

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Statements of Operations

( unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30 2012	Nine Months Ended September 30 2011	From July 14 2010 ( Inception) Through September 30, 2012
Revenue:	$4,000	$44,400	$151,750	$50,400	$206,670
Less: Cost of Good Sold	(2,987)	(31,462)	(126,186)	(35,355)	(165,041)
Gross Profit	1,013	12,938	25,564	15,045	41,629
Operating Expenses:
General and Administrative	(87,091)	9,901	(113,506)	24,426	(164,421)
Total Operating Expenses	(86,078)	3,037	(87,942)		(122,792)
Income ( Loss) from Operating Expense				(9,381)
Interest Expense	-	(231)	-	(1,170)	(2,300)
Provision for Income Taxes	-	-	-	-	-
Net Income ( Loss)	$(86,078)	$2,806	$(87,942)	$(10,551)	$(125,092)
Net Loss per Share Basic and Diluted	$0.00	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Common Share Outstanding	7,000,000	6,000,000	7,000,000	6,000,000

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company

Condensed Statements of Cash flows

( unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	From July 14 2010 ( Inception) Through September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit//Loss	$(87,942)	$(10,551)	$(125,092)
ADJUSTMENTS TO NET PROFIT/LOSS:
Interest forgiven by stockholder		1,170	2,300
CHANGE IN OPERATING ASSETS AND LIABILITIES :
Stock-based Compensation	87,500	1,639	87,500
Increase (decrease) in accrued salary payable	19,857	(2,452)	(39,896)
Increase( decrease) in inventory	6,940	(2,452)	(6,944)
Increase ( decrease) in receivable	(58,905)	-	-
Net cash used in operating activities	(32,550)	(10,194)	(82,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	50,000	-	56,000
Borrowing from related Party	(15,151)	-	(29,810)
NET CASH PROVIDED BY FINANCING ACTIVITIES:	34,849		85,810
Net Increase ( decrease) in cash	2,299	(10,194)	2,868
Cash at beginning of period	569	15,156
Cash at end of period	2,868	4,962	2,868
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-	$-	$-
Income taxes paid	$-	$-	$-
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Interest forgiven	$-	$1,170	$2,300

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A DEVELOPMENT STAGE Company)

Notes to the Condensed Financial Statements

For the nine months ended September 30, 2012 and 2011 ( unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Lion Lam Diamond Corporation (the “Company”) as of September 30, 2012, and the statements of operations , and cash flows for the 3 and 9-months ended September 30, 2012 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2012, and the results of operations for the 3 and 9 -months ended September 30, 2012.

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

NOTE 2 – ORGANIZATION AND BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lion Lam Diamond Corporation was incorporated in Texas on July 14th, 2010. For the nine months ended September 30, 2012, we have generated $151,750 in revenues. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from July 14, 2010 (Inception) through the period ended June 30, 2012 of $(125,092).

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2012, there were no cash equivalents.

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

As of September 30, 2012, the Company had a net operating loss carry-forward of approximately $(125,092) which may be used to offset future taxable income and begins to expire in 2030.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As of September 30, 2012, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

NOTE 3-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated $206,670 revenues from July 14, 2010 ( Inception) through September 30, 2012. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred net losses from July 14, 2010 (Inception) through the period ended March 31, 2012 of $(125,092).

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

NOTE 4- INVENTORY

During the nine ended September 30, 2012, our inventory consists of polished diamonds acquired from four different national suppliers. Our inventory is stated at the lower of cost or market. We believe historical cost method is more conservative than the market method because polished diamonds tend to have high valuation in the jewelry industry.

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

RESULTS OF OPERATIONS

For the Nine months ended September 30, 2012 and September 30, 2011.

For the nine months ended September 30, 2012 and September 30, 2011, we have generated $151,750 and $50,400, respectively, in revenues. Our net loss for nine months ended September 30, 2012 and September 30, 2011 were $(87,942) and $(10,551) respectively. We have incurred $113,506 and $24,436 for the nine months ended September 30, 2012 and September 30, 2011, respectively, for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we have generated $4,000 in revenues and our total assets were $74,453. We had $2,868 in cash; $12,680 in inventory; $58,905 in account receivable; our total liabilities were $53,745.

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company's management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2012.

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

November 5, 2012