Form 10-K
period 2012-12-31
Lion Lam Diamond Inc
filed 2013-03-22
CIK 1511367

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-169406

Lion Lam Diamond Corp.

(Exact name of registrant as specified in its charter)

Texas	27-3309602
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

13007 Greenway Chase Court

Houston, Texas 77072

(Address of principal executive offices)

1-713-828-8305

(Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                 Accelerated filer [ ]

Non-accelerated filer [ ]                   Small Reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $674,800 as of December 31, 2012.

On February 8th, 2013, there were 7,000,000 shares of the registrant’s common stock outstanding.

i

___________________________________________________________________________________________________________________________________________________________________________________________________

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1-3
ITEM 1A.	RISK FACTORS	4
ITEM 1B.	UNRESOLVED STAFF COMMENTS	4
ITEM 2.	PROPERTIES	4
ITEM 3.	LEGAL PROCEEDINGS	4
ITEM 4.	MINE SAFETY DISCLOSURES	4

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	5
ITEM 6.	SELECTED FINANCIAL DATA	6
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	6-7
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F1-F9
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	9
ITEM 9B.	OTHER INFORMATION	9

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	10-11
ITEM 11.	EXECUTIVE COMPENSATION	11
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	13
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	13
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	13

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	14

SIGNATURES		15

ii

____________________________________________________________________________________________________________________________________________________________

PART 1

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock. As used in this annual report, the terms "we", "us", "our" and "China Inc" mean " China Inc" unless otherwise indicated.

iii

_________________________________________________________________________________________________________________________________________________________________________________________________

PART 1

ITEM 1. BUSINESS

Summary of the Company

Lion Lam Diamond Inc., was incorporated in the Texas on July 14th, 2010. We sell E.G.L Certified diamonds through internet and trade shows. We have developed a Lion Lam brand diamonds accompany by E.G.L. certificate.

We are wholesaler and retailer of E.G. L. certified diamonds and fine jewelry. We acquire polished diamonds from diamond cutters and manufacturers. We offer our premium brand diamond, Lion Lam " Heart & Arrow" cut diamonds to our authorized distributors. As of December 31, 2011, we have one authorized distributor.

We are a developmental stage company, and we were incorporated in the State of Texas on July 14, 2010. As of December 31, 2012, we have generated $155,250 in revenues and incurred a net loss of $(85,821).

As of December 31, 2012, Lion Lam Diamond Inc. has 7,000,000 shares of $0.0001 par value common stock issued and outstanding. Our principal office is located at:13007 Greenway Chase Court, Houston, Texas 77072 .Tel: 713-828-8305. Our fiscal year ended at December 31.

RECENT DEVELOPMENT

As of December 31, 2012, we have developed a crown design prototype and it was ready for production. The finished product will be a 24K gold crown with diamonds in size range from 1 carat to 1 and half carats. We intend to promote our gold crown jewelry in our company's website. Our website is still under construction and will be ready for operation soon. We intend to invite some well established jewelry companies as our authorized distributors.

PRODUCTS OR SERVICES

We will offer two types of products. We will sell loose diamonds wholesale to potential distributors as well as custom-made crowns and tiaras. A tiara is generally a semi-circular or circular band, other metal, and decorated with jewels, which is worn as a form of adornment by women around their head or on the forehead on very formal or high social occasions. Tiaras are frequently used to "crown" the winners of beauty pageants in western countries. A bride sometimes wears a tiara as part of her bridal jewelry. We have signed a supply agreement with A.D. Diamond Inc. There are no minimum purchase requirements nor any restrictions with A.D. Diamonds Inc. We do not anticipate any shortages of supply of fine quality cut diamonds from A.D. Diamonds Inc. or from other diamond suppliers. We also signed agreement with Schumacher Diamond cutters, Inc. for our cutting and re-cutting services. Shoemaker Inc has not set minimum diamond cutting services for doing business with them.

 FINANCIAL PROJECTIONS

Our projected income will come from selling polished diamonds and crown jewelry.

A) Lion Lam's Hearts and Arrows cut diamond's distribution:

1st year milestone: We plan to recruit 10 global distributors who are able to purchase at least $50,000 worth of our premium brand, Lion Lam's Hearts and Arrows cut diamonds per annum. We expect to generate $500,000 in revenue from our authorized distributors. Our recruiting efforts are not limited to North America. Once our website is operational, we will recruit our distributors globally through our website announcements. We believe that Lion Lam's Hearts and Arrows cut diamonds will provide an excellent value for our global distributors.

2nd year milestone: We plan to recruit 20 distributors who are able to purchase at least $50,000 worth of our premium brand, Lion Lam's Hearts and Arrows cut diamonds per annum. We expect to generate $1,000,000 in revenue from these distributors. In our second year of operations, we will be able to afford to travel to different trade shows to introduce our Lion Lam's Hearts and Arrows cut diamonds. Pursuant to our future efforts, we anticipate signing up more global distributors for our Lion Lam's Hearts and Arrows diamonds.

3rd year milestone: We plan to recruit 30 global distributors who are able to purchase at least $50,000 worth of our premium brand, Lion Lam's Hearts and Arrows cut diamonds per annum. We expect to generate $1,500,000 in revenue from authorized distributors. In our third year of operations, we will be able to build better relationships with our suppliers and manufacturers of diamonds. As a result, we will be attractive pricing to our global distributors.

B) Lion Lam's 24 K crown marketing strategy:

1st year milestone: We plan to sell our 24K crowns through our multi-lingual website and international jewelry auctions. We plan to design our website in English and Chinese as well as other foreign languages with a budget of $2,500 in website development. The purpose of our multi-lingual website is to inform buyers of our new and exciting 24K crown jewels and so that consumers can place orders through our website. Because crown jewelry requires a complex manufacturing process and a substantial investment in fine diamonds, we are only able to manufacture a maximum of twenty-five crown jewels per annum for our buyers. Based on our $100,000 per unit retail price, we anticipate generating $2.5 million in revenue. Consignments to jewelry auctions are one of our main marketing strategies. We want to promote our brand name, Lion Lam's 24K crowns through jewelry auctions. If our jewelry pieces sell well through jewelry auctions, then we will know that buyers have accepted our product.

2nd year milestone: We will add more foreign languages to our website. We plan to add Japanese, Vietnamese, Arabic and other foreign languages to our website before the end of our second year of operation. The purpose of our multi-lingual website is to inform viewers of our 24K crown jewels and to encourage potential buyers to place orders through our website. We will also encourage luxury jewelers to sign up as our distributors. Global distributors could purchase small quantities of our products in advance. They could then resell our 24K crown jewels to their local customers. As our budget permits, we may be able to consign more expensive 24K crowns, decorated with bigger diamonds to international auction companies. Good auction sales could improve our brand image globally. We project to sell fifty 24K crowns in our second year of operation. Based on our $100,000 per unit retail price, we anticipate to generate $5 million in revenue.

3rd year milestone: We will add more foreign languages to our website. We plan to add French, German, Russian and other foreign languages to our website. The purpose of our multi-lingual website is to inform our potential European buyers of our product and so that they can place orders through our website. We also encourage more luxury jewelers to sign up as our distributors. Distributors could purchase small quantities of our products with advanced payments. Consignments to international jewelry auctions will continue to be one of our main marketing strategies. Our 24K crown designs will be internationalized with unique designs targeted for different nationalities. We will plan to promote this slogan: "Owning a 24K crown jewel with big diamonds is the norm for every bride and groom." We project that we will sell seventy-five 24K crowns in our third year of operation. Based on our $100,000 unit retail price, we anticipate generating $7.5 million in revenue.

CUSTOMER PROFILE

We intend to target our global customers of our 24K crown or tiaras as follows:

a) We believe we have a potential market for 24K crowns or tiaras in the North America. Traditionally, American brides wear inexpensive tiaras made of non-precious metals. As the American economy recovers, we believe more brides will be searching for fine gold and diamond tiaras to wear in their weddings. We believe that there are a few, if any, national jewelers that offer high-end 24K gold crowns or tiaras decorated with real diamonds. This puts us in a unique position to capture the market in crown jewelry.

b) We believe we have a potential market for Indian brides and grooms. Indian weddings are very important social events filled with rituals and celebrations that continue for several days. Indian marriage ceremonies use a lot of pure gold as gifts to the bride and groom. Our 24K crowns and tiaras are ideal for these special occasions. The recipient of the crown or tiara, either the bride or the groom, can keep this expensive crown jewel as a family heirloom.

c) We believe we have a potential market in China. Due to the "One Child" policy in China, the newborn child plays an important role in the rich family. Many rich parents celebrate their baby on the 100th day of birth with lavish feasts and gifts. Our baby sized 24K gold crown or tiara is ideal for these special occasions. 24K crowns or tiaras decorated with big diamonds could also be used as a financial tool. Once the child grows up, the parents could sell the 24K crown or tiara and use the proceeds for their child's education.

d) We believe we have a potential market in Japan. Japanese brides and grooms want to get the finest cut diamonds for their weddings. Traditionally, the grooms demand that their brides are virgins. One symbol of a virgin is the flawless diamond. A flawless diamond is a clarity grade which means that the diamond has no inclusions. We believe that many Japanese will shop for internally flawless diamonds.

e) We believe that the Vietnamese market is open for our 24K crowns or tiaras. Vietnamese rely on gold as a medium of exchange and diamonds as a store of value in Vietnam. The Vietnamese has experienced a rapid devaluation of their currency in the last decade. We believe that because their currency is still unstable, they appreciate gold and diamonds more than other nationals in Asia. In a time of financial turmoil, gold and diamonds could be quickly converted to other commodities or services.

f) We believe we have a potential market in Saudi Arabia and Kuwait. A small percentage of the Saudi population has a hereditary title of Prince or Princess. These countries are rich in their ability to export and sell oil to other countries. This substantial income could attract wealthy Princes and Princesses as potential buyers of our 24K gold crown jewels. They can show their royal heritages by wearing the crown jewels.

g) We believe we have a potential market at international jewelry auctions. Auction companies charge a percentage of the selling proceeds as their commissions. The higher price per ticket item, the bigger their commission. International jewelry auctions regularly held in Geneva, London, Dubai, New York, and Hong Kong attracts a large number of bidders. We believe our exceptionally designed brand name crown jewels are able to attract international bidders.

h) We believe our 24K crowns or tiaras have a potential market to become the dominant trend and tradition globally for the newly-wedded. Newly-wedded couples can exchange these expensive crown jewels as a token of their love, appreciation, and financial support for each other. What better gift could there be for the bride than a 24K gold tiara decorated with diamonds?

i) We believe our 24K crowns or tiaras could be used in many different occasions such as annual bonuses to CEO, Sweet 16 birthday gifts, 60th birthday gifts, etc. We have not yet evaluated other potential markets in Europe, Russia, Latin America, and other Asian Countries. Due to our limited capital resources, we are not able to explore all the market potentials at this time.

COMPETITION

The diamond and fine jewelry business are very competitive. Our aim is to offer unique products that set us apart from our competitors. We believe our custom designed 24K crowns, and tiaras have a distinctive advantage over our competitors globally. We believe we are the only company that manufactures 24K gold crowns and tiaras decorated with bigger diamonds and set a minimum retail price of $100,000. Our competitors have much better financial resources than us, and they are well established. Our competitors include companies like Graff, Cartier, Van Cliff & Arpel, Bulgari, Harry Winston, and Tiffany & Co. Because we offer a distinctive luxury product that distinguishes us from our competitors, we may be able to capture some of the market for specialty jewelry.

 EMPLOYEES

David Lam, our CEO/CFO is responsible for administrative duties and operational function of the company. David Lam maintains contact with diamond suppliers, cutters and jewelry designers. In addition, we have one part-time salesperson who sell polished diamonds for the company.

 ____________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate. We maintained our principal office at 13007 Greenway Chase Court, Houston, Texas 77072.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

___________________________________________________________________________________________________________________________________________________________________________________________________

PART II

ITEM 5. MARKET FOR REGISTRATNT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board. However, there can be no assurance that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize.

PENNY STOCK

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker or dealer duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

HOLDERS OF OUR COMMON STOCK

As of December 31, 2012, we had 7,000,000 shares of our common stock issued and outstanding, held by 43 shareholders of record.

DIVIDEND

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of director.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

_____________________________________________________________________________________________________________________________________________________________________________________________________

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL STATEMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the year ended June 30, 2012 that appear elsewhere in this annual report. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this 10-K. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

 LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost due to price and cost increases in services and products. To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to sell the products to our customers at a profit. We have on-going discussions with public relation firms to advise us on fund raising and public relation activities in China. We have not yet concluded any material terms of our agreement at this time.

________________________________________________________________________________________________________________________________________________________________________________________________

RESULTS OF OPERATIONS

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012 and December 31, 2011, we have generate $155,250 and $54,920 respectively, in revenues from our business operation. As of December 31, 2012, our total assets were $19,264, we had $1,259 in cash and $18,005 in inventory; and our total liabilities were $3,565. We have sufficient working capital for general and administrative expenses for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENT

The Company has no material transactions, arrangements, obligations or other relationships with entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

CRITICAL ACOUNTING POLICIES AND USE OF ESTIMATES

Our significant accounting policies are more fully disclosed in Note 1 to our financial statements. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we do not believe any specific accounting policies have required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, as described above.

ITEM 7A. QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTC Bulletin Board. However, we cannot assure you that our shares will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize. As a small reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

___________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 8.　FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ANNUAL FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and 2011( audited)	F-2

Statements of Operations for the years ended December 31, 2012 and 2011 and for the period from July 14, 2010 ( Inception) through December 31, 2012 ( audited)	F-3

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from July 14, 2010 ( Inception) through December 31, 2012 ( audited)	F-4

Statement of Stockholders' Equity for the years ended December 31, 2012 and 2011 and for the period from July 14, 2010 ( Inception) through December 31, 2012 ( audited)	F-5

Notes to Financial Statements	F-6-F-9

____________________________________________________________________________________________________________________________________________________________________________________________________

Stan J.H. Lee, CPA

2160 North Central Rd Suite 209 * Fort Lee * NJ 07024

P.O. Box 436402* San Diego* CA 92143-6402

619-623-7799 * Fax 619-564-3408 * stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Lion Lam Diamond Corporation

To the Board of Directors and Shareholders

We have audited the accompanying balance sheet of Lion Lam Diamond Corporation, as of December 31, 2012 and 2011, and the related statements of operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2012 and 2011 . These financial statements are the responsibility of Diamond Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Lion Lam Diamond, Inc, is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Lion Lam Diamond Inc’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lion Lam Diamond Corporation, as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA

Fort Lee, N.J.

March 21, 2013

F1

____________________________________________________________________________________________________________________________________________________________________________________________________

Lion Lam Diamond Corporation

(A Development Stage Company)

Balance Sheet

(audited)

	As of December 31, 2012	As of December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$1,259	$569
Inventory	18,005	19,620
Total Current Assets	$19,264	$20,189
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Note Payable-Related Party		29,000
Accrued Payable	3,565	20,039
TOTAL CURRENT LIABILITIES	$3,565	$49,039
SHAREHOLDER'S EQUITY
PREFERRED SHARES 9,998,889,998 authorized, -0- shares issued and outstanding, par value of $0.0001	-	-
Common shares 8,889,998,889 authorized, 7,000,000 shares used and outstanding, par value of $0.0001	700	600
Paid-in capital	145,100	7,700
(Deficit) accumulated During Development Stage	(122,971)	(37,150)
STOCKHOLDER'S' EQUITY	(22,829)	(28,850)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,264	$20,189

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Inc.,

( A development Stage Company)

Statement of Operations

(audited)

	Year Ended December 31, 2012	From July 14, 2010 ( Inception) December 31, 2011	From July 14, 2010 ( Inception) Through December 31, 2012 ( audited)
Revenue:	$155,250	54,920	$210,170
Less: Cost of Good sold	126,186	38,855	165,041
Gross Profit	29,064	16,065	45,129
Operating Expenses:
General and Administrative	114,885	36,419	(165,800)
Total Operating Expenses	(85,821)	36,419	(120,671)
Income ( Loss) from Operating Expense		(20,354)
Interest Expense	-	(1,760)	(2,300)
Provision for Income Taxes
Net Income ( Loss)	(85,821)	$(22,114)	$(122,971)
Net Loss per Share Basic and Diluted	$(0.012)	$(0.004)
Weighted Average Number of Common Share Outstanding	7,000,000	6,000,000

The accompanying notes are an integral part of these financial statements

__________________________________________________________________________________________________________________________________________________________________________________________________

Lion Lam Diamond Inc.,

(A Development Stage Company)

Statement of Cash Flows

(audited)

		Year Ended December 31,2012		Year Ended Dec31, 2011	From July 13, 2010 ( Inception) through Dec.31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES;
Net Loss		$(85,821)		$(22,114)	$(122,971)
ADJUSTMENTS TO NET LOSS:
Interest forgiven by stockholder		1,760		540	2,300
CHANGE IN OPERATING ASSETS AND LIABILITIES :
Stock-based Compensation		87,500		-	87,500
Increase(decrease) in accrued salary payable		(39,896)		12,150	-
Increase (decrease) in inventory		5,319		(17,498)	18,005
Increase ( decrease) in receivable		-		-	-
Net cash used in operating activities		(31,138)		(19,844)	(15,166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash		50,000		6,000	56,000
Borrowing from related Party		(4,965)		29,000	3,565
NET CASH PROVIDED BY FINANCING ACTIVITIES:		45,035		35,000	52,435
Net Increase ( decrease) in cash		(13,897)		15,156	37,269
Cash at beginning of period		15,156			-
Cash at end of period		$1,259		$15,156	$1,259
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$		$		$-
Income taxes paid	$		$		$-
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Interest forgiven		$1,760	$		$2,300

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(Development stage company)

Statements of Stockholder’s Equity

From Inception July 14, 2010 to December 31, 2012

(audited)

	Common Shares	Common shares	Additional Paid in Capital	Deficit Accumulated During Development Stage		Total Stockholder Equity
Common Stock issued for Cash at $0.001 per share on July 14, 2010	$6,000,000	$600	$5,400	$		$6,000
Interest forgiven			540			540
Net Loss from July 14, 2010 ( inception) through December 31, 2010					(15,036)	(15,036)
Balance, December 31, 2010	6,000,000	600	5,940		(15,036)	(8,496)
Net Profit ( Loss) December 31, 2011					(22,114)	(22,114)
Interest Forgiven			1,760			1,760
Balance, December 31, 2011	6,000,000	600	7,700		(37,150)	(28,850)
Common Shares issued for Cash at $0.05 per shares,	1,000,000	100	49,900			50,000
Stock-based Compensation			87,500			87,500
Net Profit ( Loss) December 31, 2012					(85,821)	(85,821)
Balance, Dec 31, 2012	$7,000,000	$700	$145,100		$(122,971)	$(22,829)

The accompanying notes are an integral part of these financial statements

___________________________________________________________________________________________________________________________________________________________________________________________________

Lion Lam Diamond Corporation

(A DEVELOPMENT STAGE Company)

Notes to the Financial Statements

For the twelve month ended December 31, 2012.

 NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lion Lam Diamond Corporation was incorporated in Texas on July 14th, 2010. The Company has limited operations and in accordance with SFAS 7, is considered a development stage company. The Company has commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. Initial operations have included organization, capital formation, target market identification, and business plans. Management is planning to develop a website that will offer to sell diamonds and fine jewelry.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2012, there were no cash equivalents.

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

INCOME TAXES

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes" which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates, in effect, in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intra period Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision, whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability create for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

The Company has losses carried forward for income tax purposes for December 31, 2011. There are no current or deferred tax expenses for the period ended December 31, 2011, due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

THE PROVISIONS FOR REFUNDABLE FEDERAL INCOME TAX CONSISTS OF THE FOLLOWING:

As of December 31, 2012, the Company has $ (122,971) of net operating losses carried forward to offset taxable income in future years, which expire commencing in fiscal 2030. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As of December 31, 2012, the Company had no uncertain tax positions.

Dec.31, 2012
Net Operating Losses Carry forward	$(122,971)
Statutory rate	34%
Computed expected tax recovery	41,810
Change in valuation allowance	(41,810)
Income tax provision
Deferred tax assets	-
Net Operating Loss carry forward	$41,810
Statutory tax rate	34%
Less: Valuation allowance	-
Net deferred tax assets	$-

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As of December 31, 2010, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

RECENT ACCOUNTING STANDARDS

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 except for disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are, in effect. These pronouncements did not have any material impact on the financial statements, unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

 Note 2- INVENTORY

During the twelve months ended December 31, 2012, our inventory consists of polished diamonds acquired from four different national suppliers. Our inventory is stated at the lower of cost  or market. We believe historical cost method is more conservative than the market method because polished diamonds tend to have high valuation in the jewelry industry.

.NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 8,889,998,889 shares of its $0.0001 par value common stock and 9,998,889,998 shares of its $0.0001 par value preferred stock.

Common Stock

On July 14, 2010, the Company issued a total of 6,000,000 shares of its $0.0001 par value common stock at a price of $0.001 per share for cash of $6,000. During the period from March 20, 2012 to April 30, 2012, the Company issued a total of 1,000,000 shares of its $0.0001 par value common stock at a price of $0.05 per share for cash of $50,000. As of December 31, 2012, the common shares issued and outstanding was 7,000,000.

NOTE 4 – COMMITMENT AND CONTINGENCIES

Company has entered into an employment contract on July 14, 2010 as an officer for his executive service for the initial term of thirty-six (36) full months in consideration for a salary at the annual rate of not less than $ 30,000.

_________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND ON FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that as of December 31, 2012 disclosure controls and procedures, were not effective at ensuring that the material information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported as required in the application of SEC rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO have evaluated the effectiveness of our internal control over financial reporting as described in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

_______________________________________________________________________________________________________________________________________________________________________________________________

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers, their ages, positions held, are as follows:

Our officers and directors and their ages and positions are as follows:

Name	Age	Position
David Lam	60	CEO, CFO
Cai Yu	47	Director

BUSINESS EXPERIENCE

The following is a brief summary of the education and business experience of our director and executive officer during at least the past five years, indicating her business experience, occupation during the period, and the name and principal business of the organization by which she was employed.

David Lam, aged 60, jeweler and a business executive. In 1978-1979, he worked for Lam International Investors Inc., as a diamond broker in New York City. In 1980-1989, he worked for U.S. Diamond Company as diamond broker in San Francisco. In 1989-2009, he worked as a diamond broker and business executive in Houston, Texas. In 2010 to Present, Mr. Lam works for Lion Lam Diamond Inc., as CEO and CFO. During the last five years prior to his employment for Lion Lam Diamond Inc., From 2005-2010, David Lam worked for Yamamoto Company. A jewelry company specialized in pearls and other fine jewelry. David Lam worked as sale manager for the company and attended jewelry shows to promote the brand name of Yamamoto's pearls.

Cai Yu, aged 47, jewelry designer and business executive. From 2005-2012, Cai Yu worked for Unique Design Jewelry as a jewelry designer and marketing manager. Cai Yu have more than 15 years in jewelry business including marketing and promotion of high-end jewelry in the Far East markets.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past five years, including:

1. any bankruptcy petition filed by or against any business of which such person was a general partner executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding ( excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or

4. being found by a court of competent jurisdiction ( in a civil action), the Securities and Exchange Commission or the Commodity futures Trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

__________________________________________________________________________________________________________________________________________________________________________________________________

CORPORATE GOVERNANCE

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee's duties will be to recommend to the Company's Board of Directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company's Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

ITEM 11. EXECUTIVE COMPENSATION

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table below.

EQUITY INCENTIVE PLAN

We did not have an Equity Incentive Plan in place as of December 31, 2012.

_________________________________________________________________________________________________________________________________________________________________________________________________

PENSION, RETIREMENT OR SIMILAR BENEFIT PLANS

As of December 31, 2012 and 2011, we had no pension plans, compensatory plans or other arrangements that provide compensation in the event of termination of employment or change in control of us. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers except stock awards may be granted at the discretion of the Board of Directors thereof.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last 24 months for all services rendered to us.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	Other Compensation ($)	Total ($)
David Lam CEO/CFO	2011	$6,000	-0-	-0-	-0-	-0-	-0-	-0-	$6,000
	2012	$30,000	-0-	-0-	-0-	-0-	-0-	-0-	$30,000

COMPENSATION OF DIRECTORS TABLE

The table below summarizes all compensation paid to our directors as of December 31, 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Cai Yu Director	-0-	$87,500	-0-	-0-	-0-	-0-	$87,500

__________________________________________________________________________________________________________________________________________________________________________________________________

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following is a table detailing the current shareholders of China Inc., owning 5% or more of the common stock, and shares owned by our directors and officers as if December 31, 2012.

Title of Class	Beneficial Owners [1]	Beneficial Ownership [2]	Percentage of Ownership [3]
Common Stock	David Lam	1,820,000	26%
Common Stock	Cai Yu	1,806,000	25.8%

[1] Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

[2] All director and executive officer as a group (two persons).

[3] Based on the total of 7,000,000 outstanding common shares as of December 31, 2012.

(2) TEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

(a) As of June 30, 2012, there is an accrued salary payable to our Officer, David Lam, in the amount of 3,000.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange(s) and, as a result, we are not at this time required to have our board comprised of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Below is the table of Audit Fees (amounts in US$) billed by our auditor(s) in connection with the audit of the Company annual financial statements for the years ended:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$2,000	$2,000
Audit-related fees	$1,500	$1,500
Tax fees	$0	$0
All other fees	$0	$0
Total	$3,500	$3,500

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by independent auditors and tax consultants, and the estimated fees related to these services.

__________________________________________________________________________________________________________________________________________________________________________________________________

PART IV

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Articles of Incorporation. **
3.2	Bylaws.**
5.1	Legality on Opinion**
10.1	Employment Agreement**
10.2	Diamond Supplier Agreement-A.D. Diamond Inc.**
10.3	Diamond Cutter Agreement- Shumacher Inc.,**
23.1	Consent of Auditors
99.1	Stock Subscription Agreement**
99.2	Promissory Demand Note** **Previously filed**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Inc.

/s/ David Lam

By: David Lam

Its: President, Principal Executive Officer & Principal Financial Officer, Principal Accounting Officer

Dated: March 21, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

/s/ Cai Yu

Cai Yu

Director

Dated: March 21, 2013

_________________________________________________________________________________________________________________________________________________________________________________________________