Form 10-Q
period 2013-03-31
Lion Lam Diamond Inc
filed 2013-05-10
CIK 1511367

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 03/31/2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.333-172112

Lion Lam Diamond Inc.,
(Exact name of registrant as specified in its charter)

Texas	27-3309602
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

14520 Memorial Drive, Suite 206
Houston, Texas 77079
(Address of principal executive offices)

1-713-828-8305
(Issuer's telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                 Accelerated filer ☐
Non-accelerated filer ☐                    Small Reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 7,000,000 as of May 7, 2013.

Lion Lam Diamond Inc.,
Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to financial Statements	6-9
Item 2. Management Discussion and Analysis of Financial Condition	10-11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4. Control and Procedures	11
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibit	12
Item 7. Signature	12

Lion Lam Diamond Corporation
(A Development Stage Company)
Condensed Balance Sheets

	As of March 31 2013 ( unaudited)		As of December 31, 2012 ( audited)
ASSETS
CURRENT ASSETS
Cash		$2,192	$1,259
Inventory		15,005	18,005
TOTAL ASSETS		17,197	19,264
		-	-

LIABILITIES AND STOCKHOLDER'S EQITY
Note Payable-Related Party	$		$-
Accrued payable			3,565
TOTAL CURRENT LIABILITIES			3,565

SHAREHOLDER'S EQUITY
Preferred Share 9,998,889,998 authorized, -0- shares issued and outstanding, par value of $0.0001		-	-
Common shares 8,889,998,889 authorized, 7,000,000 shares issued and outstanding, par value of $0.0001		$700	$700
Paid-In Capital		145,100	145,100
( Deficit) accumulated During Development Stage		(128,603)	(122,971)
STOCKHOLDERS' EQUITY		17,197	(22,829)
TOTAL LIABILITIES AND STOCHOLDERS' EQUITY		$17,197	$19,264

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation
(A Development Stage Company)
Condensed Statements of Operations
( unaudited)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From July 14 2010 ( Inception) Through March 31, 2013
Revenue:	$3,425	$60,250	$213,595
Less: Cost of Good Sold	(3,000)	(58,718)	(168,041)
Gross Profit	$425	$1,532	45,554
Operating Expenses:
General and Administrative	5,207	11,640	(171,857)
Total Operating Expenses	(5,632)	(10,108)	(126,303)
Income ( Loss) from Operating Expense	(5,632)	(10,108)
Interest Expense			(2,300)
Provision for Income Taxes		-	-
Net Income ( Loss)	$(5,632)	$(10,108)	$(128,603)
Net Loss per Share Basic and Diluted	$0.00	$0.00	$0.00
Weighted Average Number of Common Share Outstanding	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation
(A Development Stage Company
Condensed Statement of Cash flow

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012		From July 14 2010 ( Inception) Through March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit//Loss	$(5,632)		$(10,108)	$(128,603)
ADJUSTMENTS TO NET PROFIT/LOSS:
Interest forgiven by stockholder	-		-	-
CHANGE IN OPERATING ASSETS AND LIABILITIES :
Stock-based Compensation	-		-	87,500
Increase (decrease) in accrued payable			10,544	-
Increase( decrease) in inventory	4,699		(18,652)	15,005
Increase ( decrease) in receivable			-	-
Net cash used in operating activities	(933)		(18,216)	(26,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-		9,360	56,000
Borrowing from related Party	-		-	(29,902)
NET CASH PROVIDED BY FINANCING ACTIVITIES:
Net Increase ( decrease) in cash	(933)		8,856	(29,902)
Cash at beginning of period	1,259		509
Cash at end of period	$2,192		9,365	$2,192
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-		$-	$-
Income taxes paid	$-		$-	$-
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Interest forgiven	$-	$		$2,300

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A DEVELOPMENT STAGE Company)
Notes to the Condensed Financial Statements
For the three months ended March 31, 2013 and 2012 ( unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Lion Lam Diamond Corporation (the “Company”) as of March 31, 2013, and the statements of operations and cash flows for the 3 months ended March 31, 2013 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2013, and the results of operations for the 3-months ended March 31, 2013.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s audited financial statements as of December 31, 2013 and calendar year then ended.

NOTE 2 – ORGANIZATION AND BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lion Lam Diamond Corporation was incorporated in Texas on July 14th, 2010. For the nine months ended March 31, 2013, we have generated $213,595 in revenues. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from July 14, 2010 (Inception) through the period ended March 31, 2013 of $(128,603)
.
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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of March 31, 2013, there were no cash equivalents.

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

As of March 31, 2013, the Company had a net operating loss carry-forward of approximately $(128,603) which may be used to offset future taxable income and begins to expire in 2030.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As of March 31, 2013, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

NOTE 3-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated $213,595 revenues from July 14, 2010 ( Inception) through March 31, 2013. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred net losses from July 14, 2010 (Inception) through the period ended March 31, 2013 of $(128,603).

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

NOTE 4- INVENTORY

During the nine ended March 31, 2013, our inventory consists of polished diamonds acquired from four different national suppliers. Our inventory is stated at the lower of cost or market. We believe historical cost method is more conservative than the market method because polished diamonds tend to have high valuation in the jewelry industry.

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

RESULTS OF OPERATIONS

From  July 14, 2010 (Inception) to March 31, 2012

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have generated $213,595 in revenues since July 14, 2010 ( Inception). Our loss since inception was $(128,603) for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we have generated $213,595 in revenues and our total assets were $17,197 We had $2,192 in cash; $15,005 in inventory; our total liabilities were $-0-.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended March 31, 2013.

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

Dated: May 10, 2013

s/ Cai Yu
Cai Yu
Director
Dated: May 10th, 2013