Form 10-Q
period 2013-06-30
Lion Lam Diamond Inc
filed 2013-08-07
CIK 1511367

.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/2013

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

1-281-776-9101

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 7,000,000 as of August 6, 2013.

Lion Lam Diamond Inc.,

Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to financial Statements	6-9
Item 2. Management Discussion and Analysis of Financial Condition	10-11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4. Control and Procedures	11
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibit	12
Item 7. Signature	12

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Balance Sheets

	As of June 30, 2013 ( unaudited)	As of December 31, 2012 ( audited)
ASSETS
CURRENT ASSETS
Cash	$921	$1,259
Inventory	15,005	18,005
TOTAL ASSETS	15,926	19,264
	-	-

LIABILITIES AND STOCKHOLDER'S EQITY
Note Payable-Related Party	$-	$-
Accrued payable	-	3,565
TOTAL CURRENT LIABILITIES	-	3,565

SHAREHOLDER'S EQUITY
Preferred Share 9,998,889,998 authorized, -0- shares issued and outstanding, par value of $0.0001	-	-
Common shares 8,889,998,889 authorized, 7,000,000 shares issued and outstanding, par value of $0.0001	$700	$700
Paid-In Capital	145,100	145,100
( Deficit) accumulated During Development Stage	(129,874)	(122,971)
STOCKHOLDERS' EQUITY	15,926	(22,829)
TOTAL LIABILITIES AND STOCHOLDERS' EQUITY	$15,926	$19,264

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Statements of Operations

( unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	From July 14 2010 ( Inception) Through June 30, 2013
Revenue:	$2,500	87,500	$5,925	$147,750	$216,096
Less: Cost of Goods Sold	( -0- )	(64,481)	(3,000)	(123,199)	(168,041)
Gross Profit	$2,500	23,019	$2,925	$24,551	48,054
Operating Expenses:
General and Administrative	3,771	14,775	8,978	26,415	(175,628)
Total Operating Expenses	(1,271)	8,244	(6,053)	(1,864)	(127,574)
Income ( Loss) from Operating Expense
Interest Expense					(2,300)
Provision for Income Taxes				-	-
Net Income ( Loss)	$(1,271)	8,244	$(6,053)	$(1,864)	$(129,874)
Net Loss per Share Basic and Diluted	$0.00	0.00	$-0-	$0.00	$0.00
Weighted Average Number of Common Share Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company

Condensed Statement of Cash flow

(unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012		From July 14 2010 ( Inception) Through June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit//Loss	$(6,053)		$(1,864)	$(129,874)
ADJUSTMENTS TO NET PROFIT/LOSS:
Interest forgiven by stockholder			-	-
CHANGE IN OPERATING ASSETS AND LIABILITIES :
Stock-based Compensation			-	87,500
Increase (decrease) in accrued payable			(27,871)	-
Increase( decrease) in inventory	4,782		(2,986)	15,005
Increase ( decrease) in receivable	-		-	-
Net cash used in operating activities	(1,271)		(32,721)	(27,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash			40,640	56,000
Borrowing from related Party			-	(28,631)
NET CASH PROVIDED BY FINANCING ACTIVITIES:
Net Increase ( decrease) in cash	(1,271)		(7,919)	(28,631)
Cash at beginning of period	2,192		9,365
Cash at end of period	$921		1,446	$921
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-		$-	$-
Income taxes paid	$-		$-	$-
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Interest forgiven	$-	$		$2,300

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A DEVELOPMENT STAGE Company)

Notes to the Condensed Financial Statements

For the six months ended June 30, 2013 and 2012 ( unaudited)

NOTE 1 - UNAUDITED INFORMATION

The balance sheet of Lion Lam Diamond Corporation (the “Company”) as of June 30, 2013, and the statements of operations and cash flows for the 3 months ended June 30, 2013 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2013, and the results of operations for the six-months ended June 30, 2013.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s audited financial statements as of December 31, 2012 and calendar year then ended.

NOTE 2 – ORGANIZATION AND BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lion Lam Diamond Corporation was incorporated in Texas on July 14th, 2010. For the nine months ended March 31, 2013, we have generated $216,096 in revenues. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from July 14, 2010 (Inception) through the period ended June 30, 2013 of $(129,874)

.

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of June 30, 2013, there were no cash equivalents.

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

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the deferred tax assets, Management evaluates whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on Management’s evaluation, the net deferred tax asset was offset by a full valuation allowance in all periods presented. The Company’s deferred tax asset valuation allowance will be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

As of June 30, 2013, the Company had a net operating loss carry-forward of approximately $(129,874) which may be used to offset future taxable income and begins to expire in 2030.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As of June 30, 2013, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

NOTE 3-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated $216,096 revenues from July 14, 2010 ( Inception) through June 30,2013. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred net losses from July 14, 2010 (Inception) through the period ended June 30, 2013 of $(129,874)

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues through sales of polished diamonds and sales of our crown products. We have sold several jewelry pieces which resulted in a significant revenue increase for this quarter. Our management is also focusing on accepting orders for our crown products once our registration statement is declared effectiveness by the Commission.

NOTE 4- INVENTORY

During the six ended June 30, 2013, our inventory consists of polished diamonds acquired from four different national suppliers. Our inventory is stated at the lower of cost or market. We believe historical cost method is more conservative than the market method because polished diamonds tend to have high valuation in the jewelry industry.

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

RESULTS OF OPERATIONS

From  July 14, 2010 (Inception) to June 30, 2012

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have generated $213,595 in revenues since July 14, 2010 ( Inception). Our loss since inception was $(129,874) for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we have generated $216,096 in revenues and our total assets were $15,926. We had $921 in cash; $15,005 in inventory; our total liabilities were $-0-.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended June 30, 2013.

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

Lion Lam Diamond Inc.

/s/ Cai Yu

Cai Yu

Chief Executive Officer/Chief Financial Officer

Principle Accounting Officer, Director

Dated: August 6, 2013