Form 10-Q
period 2013-09-30
Lion Lam Diamond Inc
filed 2013-11-06
CIK 1511367

.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 09/30/2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted  and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date: 7,000,000 as of November 5, 2013.

Lion Lam Diamond Inc.,

Form 10-Q Report Index

Page No:
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to financial Statements	6-9
Item 2. Management Discussion and Analysis of Financial Condition	10-11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4. Control and Procedures	11
PART 11. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Mine Safety Disclosures	12
Item 5. Other Information	12
Item 6. Exhibit	12
Item 7. Signature	12

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Balance Sheets

	As of September 30, 2013 (unaudited)	As of December 31, 2012 ( audited)
ASSETS
CURRENT ASSETS
Cash	$1,169	$1,259
Inventory	15,005	18,005
TOTAL ASSETS	16,174	19,264
	-	-

LIABILITIES AND STOCKHOLDER'S EQITY
Note Payable-Related Party	$2,000	$-
Accrued payable		3,565
TOTAL CURRENT LIABILITIES	2,000	3,565

SHAREHOLDER'S EQUITY
Preferred Share 9,998,889,998 authorized, -0- shares issued and outstanding, par value of $0.0001	-	-
Common shares 8,889,998,889 authorized, 7,000,000 shares issued and outstanding, par value of $0.0001	$700	$700
Paid-In Capital	145,100	145,100
( Deficit) accumulated During Development Stage	(131,626)	(122,971)
STOCKHOLDERS' EQUITY	14,174	(22,829)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,174	$19,264

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company)

Condensed Statements of Operations

( unaudited)

	Three Months Ended Sept.30 2013	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2013	Nine Months Ended Sept.30, 2012	From July 14 2010 (Inception) Through Sept. 30, 2013
Revenue:	$-	4,000	$7,925	$151,750	$216,096
Less: Cost of Goods Sold	-	(2,987)	(3,000)	(126,186)	(168,041)
Gross Profit		$1,013	$4,925	$25,564	48,055
Operating Expenses:
General and Administrative	1,752	(87,091)	10,730	(113,506)	(177,380)
Total Operating Expenses	1,752	(86,078)	(5,805)	(87,942)	(129,325)
Income ( Loss) from Operating Expense
Interest Expense					(2,300)
Provision for Income Taxes				-	-
Net Income ( Loss)	$1,752	(86,078)	$(5,805)	$(87,942)	$(131,626)
Net Loss per Share Basic and Diluted	$0.00	0.00	$-0-	$0.00	$0.00
Weighted Average Number of Common Share Outstanding	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A Development Stage Company

Condensed Statement of Cash flow

(unaudited)

	Nine Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2012		From July 14 2010 (Inception) Through Sept 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit//Loss	$(5,805)		$(87,942)	$(131,626)
ADJUSTMENTS TO NET PROFIT/LOSS:
Interest forgiven by stockholder				-
CHANGE IN OPERATING ASSETS AND LIABILITIES :
Stock-based Compensation	-		87,500	87,500
Increase (decrease) in accrued payable	-		19,857	-
Increase( decrease) in inventory	4,053		6,940	15,005
Increase ( decrease) in receivable	-		(58,904)	-
Net cash used in operating activities	(1,752)		(32,550)	(29,121)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-		50,000	56,000
Borrowing from related Party	2,000		(15,151)	(26,879)
NET CASH PROVIDED BY FINANCING ACTIVITIES:			(34,849)
Net Increase ( decrease) in cash	(248)		2,299	(26,879)
Cash at beginning of period	921		569
Cash at end of period	$1,169		2,868	$1,169
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid in cash	$-		$-	$-
Income taxes paid	$-		$-	$-
SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Interest forgiven	$-	$		$2,300

The accompanying notes are an integral part of these financial statements

Lion Lam Diamond Corporation

(A DEVELOPMENT STAGE Company)

Notes to the Condensed Financial Statements

For the nine months ended Sept. 30, 2013 and 2012 ( unaudited)

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

NOTE 2 – ORGANIZATION AND BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lion Lam Diamond Corporation was incorporated in Texas on July 14th, 2010. For the nine months ended September 30, 2013, we have generated $216,096 in revenues. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from July 14, 2010 (Inception) through the period ended September 30, 2013 of $(131,626).

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of Sep.30, 2013, there were no cash equivalents.

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

As of September 30, 2013, the Company had a net operating loss carry-forward of approximately $(131,626) which may be used to offset future taxable income and begins to expire in 2030.

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

NOTE 3-GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated $216,096 revenues from July 14, 2010 ( Inception) through September 30,2013. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred net losses from July 14, 2010 (Inception) through the period ended September 30, 2013 of $(131,626).

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues through sales of polished diamonds and sales of our crown products.

NOTE 4- INVENTORY

During the nine ended September 30, 2013, our inventory consists of polished diamonds acquired from four different national suppliers. Our inventory is stated at the lower of cost or market. We believe historical cost method is more conservative than the market method because polished diamonds tend to have high valuation in the jewelry industry.

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

 RESULTS OF OPERATIONS

From  July 14, 2010 (Inception) to September 30, 2013

During the period, our incorporation in the State of Texas, we hired attorney for the preparation of this registration statement and our auditors to audit our financial statements. We have generated $218,096 in revenues since July 14, 2010 ( Inception). Our loss since inception was $(131,626) for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we have generated $216,096 in revenues and our total assets were $16,174. We had $1,169 in cash; $15,005 in inventory; our total liabilities were $2,000.

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

Item 1A. RISK FACTORS

We are a small reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarterly period ended September 30, 2013.

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

Dated: November 5, 2013